Form 10-Q
period 1999-06-30
GLOBE MANUFACTURING CORP
filed 1999-08-11
CIK 1071094

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD YEAR ENDED JUNE 30, 1999 OR

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


     As of June 30, 1999, the Registrant had 1,000 shares of Common Stock outstanding.

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                                    PAGE
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 1999 (Unaudited)
          and December 31, 1998.................................................   1

          Condensed Consolidated Statements of Income (Unaudited) - Three Months
          Ended June 30, 1999 and 1998; Six Months Ended June 30, 1999 and June
          30, 1998..............................................................   2

          Condensed Consolidated Statements of Cash Flows (Unaudited) - Six
          Months Ended June 30, 1999 and June 30, 1998..........................   3

          Notes to Condensed Consolidated Financial Statements (Unaudited)
          -June 30, 1999........................................................   4

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations.................................................   6

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.............   8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................   8

Item 2.   Changes in Securities and Use of Proceeds.............................   9

Item 3.   Defaults Upon Senior Securities.......................................   9

Item 4.   Submission of Matters to a Vote of Security Holders ..................   9

Item 5.   Other Information.....................................................   9

Item 6.   Exhibits and Reports on Form 8-K......................................   9

                                     PART I
                                     ------

                           GLOBE MANUFACTURING CORP.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        (Unaudited)            (Note A)
                                                       June 30, 1999      December 31, 1998
                                                       --------------     -----------------
Assets
Current assets:
 Cash and cash equivalents                               $   1,364            $   1,439
 Accounts receivable, net                                   34,387               22,510
 Inventories                                                16,591               18,380
 Prepaid taxes and other assets                              9,087                8,840
                                                         ---------            ---------
Total current assets                                        61,429               51,169

Property, plant and equipment                              163,004              157,436
  Less accumulated depreciation                            (79,302)             (74,107)
                                                         ---------            ---------
Net property, plant and equipment                           83,702               83,329

Other assets                                                10,771               11,328
                                                         ---------            ---------

Total assets                                             $ 155,902            $ 145,826
                                                         =========            =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                       $   6,912            $   6,012
  Accrued interest expense                                   7,750                7,773
  Other current liabilities                                 10,071                5,010
  Note payable                                              19,500               11,300
                                                         ---------            ---------
Total current liabilities                                   44,233               30,095

Other long-term liabilities                                  7,240                5,908
Long-term debt                                             109,450              115,000
Senior subordinated notes                                  150,000              150,000

Stockholders' equity (deficit)

  Common stock, Class A, voting, $.01 par value                  1                    1
  Other stockholders' equity (deficit)                    (155,022)            (155,178)
                                                         ---------            ---------
Total stockholders' equity (deficit)                      (155,021)            (155,177)

                                                         ---------            ---------

Total liabilities and stockholders' equity (deficit)     $ 155,902            $ 145,826
                                                         =========            =========

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP.
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                        Three months ended                         Six months ended
                                                -----------------------------------      ------------------------------------
                                                 (Unaudited)           (Unaudited)         (Unaudited)          (Unaudited)
                                                June 30, 1999         June 30, 1998       June 30, 1999         June 30, 1998
                                                -------------         -------------       -------------         -------------
Net Sales                                           $44,374               $46,066             $87,958               $92,490
Cost and expenses:
  Cost of sales                                      29,996                29,492              59,925                59,556
  Selling, general & administrative expenses          5,565                 5,759              11,735                12,010
  Research & development expenses                     1,180                 1,043               2,335                 2,133
  Interest, net                                       7,038                   860              13,938                 1,788
  Miscellaneous                                        (167)                  (16)               (217)                 (655)
                                                    -------               -------             -------               -------
                                                     43,612                37,138              87,716                74,812
                                                    -------               -------             -------               -------
Income before income taxes                              762                 8,928                 242                17,678

Provision for income taxes                              259                 3,356                  86                 6,638
                                                    -------               -------             -------               -------

Net income                                          $   503               $ 5,572             $   156               $11,040
                                                   ========               =======             =======               =======

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                        Six Months Ending
                                                  ------------------------------
                                                   (Unaudited)      (Unaudited)
                                                  June 30, 1999    June 30, 1998
                                                  -------------    -------------
Cash from (used in) operations                       ($4,182)         $ 13,965

Investing Activities
 Capital expenditures                                 (4,419)          (17,128)
 Other                                                   441                (4)
                                                     -------          --------
                                                      (3,978)          (17,132)
                                                     -------          --------
Financing Activities
 Net change in note payable                            8,200             7,525
 Principal payments on long-term debt                      -            (3,750)
 Other                                                  (115)              (89)
                                                     -------          --------
                                                       8,085             3,686
                                                     -------          --------

Net increase (decrease) in cash and cash equivalents     (75)              519
Cash and cash equivalents at beginning of year         1,439             1,947
                                                     -------          --------
Cash and cash equivalents at end of period           $ 1,364          $  2,466
                                                     =======          ========

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)
                                 June 30, 1999


Note A.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Note B.  Inventories

The components of inventory consist of the following:

                                       June 30      December 31,
                                      --------      ------------
                                        1999           1998
                                        ----           ----
                 Raw materials         $ 3,842        $ 2,688
                 Finished goods         13,557         16,500
                                       -------        -------
                                       $17,399        $19,118
                 Less LIFO reserve        (808)          (808)
                                       -------        -------
                                       $16,591        $18,380

Note C.  Debt

Long-term debt consists of the following:

                                                         June 30   December 31
                                                         --------  -----------
                                                           1999       1998
                                                         --------  -----------
  Term loan A, principal due in variable semi-annual     $ 60,000     $ 60,000
   installments through 2005; variable rate interest
                                                           55,000       55,000
  Term loan B, principal due in variable semi-annual
   installments through 2006; variable rate interest
                                                          150,000      150,000
  Senior Subordinated Notes, due 2008; interest at 10%   --------     --------

                                                          265,000      265,000
  Less current maturities                                   5,550            -
                                                         --------     --------
                                                         $259,450     $265,000

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

                                             June 30    June 30,
                                             -------    --------
                                               1999       1998
                                             -------    --------

               United States..............   $58,286    $62,680
               Europe.....................    17,088     17,493
               Asia.......................     5,840      3,289
               Central and South America..     1,893      1,988
               Other......................     4,851      7,040
                                             -------    -------

               Total Sales................   $87,958    $92,490
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


Results of Operations

     Net sales of the Company were $44.4 million for the second quarter of 1999 and $88.0 million for the first six months of 1999, representing decreases of 3.7% and 4.9%, respectively, from the corresponding periods of 1998. The decrease is attributable to decreases in sales volumes of latex fiber and heavy denier spandex from the corresponding periods of 1998.

     Gross margin for the second quarter was $14.4 million and $28.0 million for the first six months of 1999, representing decreases of 13.3% and 14.9%, respectively, from the corresponding periods of 1998. The Company's gross margin as a percentage of net sales was 32.4% for the second quarter and 31.9% for the first six months of 1999, compared to 36.0% and 35.6%, respectively, for the corresponding periods in 1998. The decrease in gross margin was primarily due to foreign pricing pressure on fine denier spandex and a decrease in latex fiber sales volume.

     Selling, general and administrative expenses were $5.6 million for the second quarter of 1999, and $11.7 million for the first six months of 1999, representing decreases of 3.4% and 2.3%, respectively, from the corresponding periods of 1998. As a percentage of net sales, selling, general and administrative expenses were 12.5% for the second quarter and 13.3% for the first six months of 1999, compared to 12.5% and 13.0%, respectively, for the corresponding periods in 1998.

     Research and development expenses were $1.2 million for the second quarter of 1999, and $2.3 million for the first six months of 1999 compared to $1.0 million and $2.1 million, respectively, for the corresponding periods in 1998. Research and development expenses for the Company as a percentage of net sales were 2.7% for the second quarter and for the first six months of 1999, an increase from 2.3% for the corresponding periods in 1998. The slight increase is attributed to the continuing development of a new heavy denier spandex fiber.

     Net interest expense was $7.0 million for the second quarter and $13.9 million for the first six months of 1999, compared to $.9 million and $1.8 million, respectively, for the corresponding periods in 1998. The increase in interest expense was directly attributable to the recapitalization of the Company.

Liquidity and Capital Resources

     Cash used by operating activities was $4.2 million for the six months ended June 20, 1999 as compared to cash provided by operating activities of $14.0 million for the comparable prior year period. The reduction in cash provided by operating activities for the six months ended June 30, 1999 was due to increases in interest expense, accounts receivable, prepaid expenses, prepaid taxes, and a decrease in accrued expenses. This reduction was partially offset by a decrease in inventory balances, and increases in accounts payable, accretion on discounted notes, and depreciation and amortization.

     The average days sales outstanding for accounts receivable was approximately 71 days for the six months ended June 30, 1999 compared to 63 days for the comparable prior year period. The increase in days sales outstanding is due to increases in export sales which have longer terms than domestic sales. Export sales represented 34.5% and 27.5% of total sales for the six months ended June 30, 1999 and 1998, respectively. Inventory balances decreased $1.8 million from December 31, 1998, primarily due to an average increase of 16.4% in quarterly net sales for the first and second quarters of 1999, compared to the fourth quarter of 1998. The note payable increased $8.2 million primarily due to interest payments due on the senior subordinated notes and working capital needs.

     Capital expenditures, including capital leases, were $4.9 million for the six months ended June 30, 1999 compared to $17.1 million the comparable prior year period. Capital expenditures for the six months ended June 30, 1998 consisted primarily of expenditures for the expansion of the Tuscaloosa facility.

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

     Costs related to the year 2000 issue are funded through operating cash flows. Through June 30, 1999, the Company expended approximately $300,000 in systems development and remediation efforts, including the cost of new software and modifying the applicable code of existing software. The Company estimates remaining costs to be immaterial. The Company presently believes that the total cost of achieving year 2000 compliant systems will not be material to the Company's financial condition, liquidity or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Company's market risk disclosure set forth in the Company's Annual Report on Form 10-K has not changed significantly through the six months ended June 30, 1999.


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

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBE MANUFACTURING CORP.


Date: August 11, 1999            By: /s/ LAWRENCE R. WALSH
                                  ----------------------------------------------
                                      Lawrence R. Walsh
                                      Vice President, Finance and Administration
                                      and duly authorized signatory on
                                      behalf of the Registrant