Form 10-Q
period 1999-09-30
GLOBE MANUFACTURING CORP
filed 1999-11-15
CIK 1071094

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD YEAR ENDED SEPTEMBER 30, 1999 OR

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


     As of September 30, 1999, the Registrant had 1,000 shares of Common Stock outstanding.

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                                    PAGE
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 1999 (Unaudited)
          and December 31, 1998.................................................   1

          Condensed Consolidated Statements of Income (Unaudited) - Three Months
          Ended September 30, 1999 and 1998; Nine Months Ended September 30,
          1999 and 1998.........................................................   2

          Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine
          Months Ended September 30, 1999 and 1998..............................   3

          Notes to Condensed Consolidated Financial Statements (Unaudited)
          -September 30, 1999...................................................   4

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations.................................................   6

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.............   8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................   8

Item 2.   Changes in Securities and Use of Proceeds.............................   9

Item 3.   Defaults Upon Senior Securities.......................................   9

Item 4.   Submission of Matters to a Vote of Security Holders ..................   9

Item 5.   Other Information.....................................................   9

Item 6.   Exhibits and Reports on Form 8-K......................................   9

                                     PART I
                                     ------

                           GLOBE MANUFACTURING CORP.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        (Unaudited)
                                                       September 30,           (Note A)
                                                            1999          December 31, 1998
                                                       --------------     -----------------
Assets
Current assets:
 Cash and cash equivalents                               $   3,369            $   1,439
 Accounts receivable, net                                   39,518               22,510
 Inventories                                                19,421               18,380
 Prepaid taxes and other assets                              7,939                8,840
                                                         ---------            ---------
Total current assets                                        70,247               51,169

Property, plant and equipment                              166,485              157,436
  Less accumulated depreciation                            (81,407)             (74,107)
                                                         ---------            ---------
Net property, plant and equipment                           85,078               83,329

Other assets                                                10,911               11,328
                                                         ---------            ---------

Total assets                                             $ 166,236            $ 145,826
                                                         =========            =========

Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                       $   8,036            $   6,012
  Accrued interest expense                                   4,064                7,773
  Other current liabilities                                 12,152                5,010
  Note payable                                              29,600               11,300
                                                         ---------            ---------
Total current liabilities                                   53,852               30,095

Other long-term liabilities                                  7,271                5,908
Long-term debt                                             109,450              115,000
Senior subordinated notes                                  150,000              150,000

Stockholders' equity (deficit)

  Common stock, Class A, voting, $.01 par value                  1                    1
  Other stockholders' equity (deficit)                    (154,338)            (155,178)
                                                         ---------            ---------
Total stockholders' equity (deficit)                      (154,337)            (155,177)

                                                         ---------            ---------

Total liabilities and stockholders' equity (deficit)     $ 166,236            $ 145,826
                                                         =========            =========

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP.
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                        Three months ended                        Nine months ended
                                                -----------------------------------      ------------------------------------
                                                 (Unaudited)           (Unaudited)         (Unaudited)           (Unaudited)
                                                September 30,         September 30,        September 30,         September 30,
                                                     1999                 1998                 1999                 1998
                                                -------------         -------------       -------------         -------------
Net Sales                                           $43,102               $40,831            $131,060              $133,321
Cost and expenses:
  Cost of sales                                      28,098                25,126              88,023                84,682
  Selling, general & administrative expenses          6,264                 7,255              17,999                19,265
  Research & development expenses                       812                 1,031               3,147                 3,144
  Interest, net                                       7,215                 4,355              21,153                 6,143
  Transaction compensation expense                       --                 5,778                  --                 5,778
  Transaction commitment fee expense                     --                 1,000                  --                 1,000
  Miscellaneous                                        (356)                    8                (573)                 (647)
                                                    -------               -------             -------               -------
                                                     42,033                44,553             129,749               119,365
                                                    -------               -------             -------               -------
Income before income taxes and
  extraordinary income                                1,069                (3,722)              1,311                13,956

Provision for income taxes                              386                (1,209)                472                 5,609
                                                    -------               -------             -------               -------
Income/(loss) before extraordinary item                 683                (2,513)                839                 8,347

Loss from write-off of deferred financing
  cost, net of income taxes                              --                   187                  --                   187
                                                    -------               -------             -------               -------
Net income/(loss)                                   $   683               $(2,700)            $   839               $ 8,160
                                                    =======               =======             =======               =======

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                           Nine Months Ending
                                                ---------------------------------------
                                                    (Unaudited)          (Unaudited)
                                                September 30, 1999   September 30, 1998
                                                ------------------   ------------------
Cash from (used in) operations                       ($9,901)             $ 19,595

Investing Activities
 Capital expenditures                                 (6,080)              (26,317)
 Other                                                  (265)                  173
                                                     -------              --------
                                                      (6,345)              (26,144)
                                                     -------              --------
Financing Activities
 Net change in note payable                           18,300                 3,325
 Principal payments on long-term debt                                       (3,750)
 Net effect of recapitalization transaction               --                 7,012
 Other                                                  (124)                 (219)
                                                     -------              --------
                                                      18,176                 6,368
                                                     -------              --------

Net increase (decrease) in cash and cash equivalents   1,930                  (181)
Cash and cash equivalents at beginning of year         1,439                 1,947
                                                     -------              --------
Cash and cash equivalents at end of period           $ 3,369              $  1,766
                                                     =======              ========

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)
                              September 30, 1999


Note A.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Note B.  Inventories

The components of inventory consist of the following:

                                    September 30       December 31,
                                    ------------       ------------
                                        1999               1998
                                        ----               ----
                 Raw materials         $ 3,418           $ 2,688
                 Finished goods         16,811            16,500
                                       -------           -------
                                       $20,229           $19,118
                 Less LIFO reserve        (808)             (808)
                                       -------           -------
                                       $19,421           $18,380

Note C.  Debt

Long-term debt consists of the following:

                                                       September 30   December 31
                                                       ------------   -----------
                                                           1999          1998
                                                         --------     -----------
  Term loan A, principal due in variable semi-annual     $ 60,000        $ 60,000
   installments through 2005; variable rate interest
                                                           55,000          55,000
  Term loan B, principal due in variable semi-annual
   installments through 2006; variable rate interest
                                                          150,000         150,000
  Senior Subordinated Notes, due 2008; interest at 10%   --------        --------

                                                          265,000         265,000
  Less current maturities                                   5,550               -
                                                         --------        --------
                                                         $259,450        $265,000

  On March 23, 1999 the Company exchanged all of its outstanding 10% Senior Subordinated Notes due 2008 for an equal amount of its Series B 10% Senior Subordinated Notes due 2008.

  On October 20, 1999, the Company amended its existing Senior Credit Facility. The amendment revises covenant ratios, establishes a minimum EBITDA test, determines the availability of the revolving loan based on a leverage ratio test, subjects the Code Hennessy and Simmons management fee to a leverage ratio test, and increases interest rate margins. The amendment was necessary because the Company was not able to meet certain covenants under its Senior Credit Facility.

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

                                               September 30    September 30
                                               ------------    ------------
                                                   1999            1998
                                               ------------    ------------

               United States..............         $ 85,937        $ 90,351
               Europe.....................           25,305          25,217
               Asia.......................            8,458           4,740
               Central and South America..            3,515           2,865
               Other......................            7,845          10,148
                                                   --------        --------

               Total Sales................         $131,060        $133,321
                                                   ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales of the Company were $43.1 million for the third quarter of 1999 and $131.1 million for the nine months ended September 30, 1999, representing an increase of 5.6% and a decrease of 1.7%, respectively, over the corresponding periods of 1998. The increase in the third quarter from the corresponding periods of 1998, is directly related to the increase in sales volume of fine denier spandex that were partially offset by marginal decreases in sales volumes of heavy denier spandex and latex fiber. The slight decrease for the nine month period compared to the corresponding period of 1998 is attributed to decreases in selling prices of fine denier spandex and latex fibers.

     Gross margin for the third quarter was $15.0 million and $43.0 million for the nine months ended September 30, 1999, representing decreases of 4.5% and 11.5%, respectively, over the corresponding periods of 1998. The Company's gross margin as a percentage of net sales was 34.8% for the third quarter and 32.8% for the nine month period, compared to 38.4% and 36.5%, respectively, for the corresponding periods in 1998. The decrease in gross margin was primarily due to a decrease in pricing on fine denier spandex.

     Selling, general and administrative expenses were $6.3 million for the third quarter of 1999, and $18.0 million for the nine months ended September 30, 1999, representing decreases of 13.7% and 6.6%, respectively, over the corresponding periods of 1998. As a percentage of net sales, selling, general and administrative expenses were 14.5% for the third quarter and 13.7% for the nine month period, compared to 17.8% and 14.4%, respectively, for the corresponding periods in 1998.

     Research and development expenses were $0.8 million for the third quarter of 1999, and $3.1 million for the nine months ended September 30,1999, compared to $1.0 million and $3.1 million, respectively, for the corresponding periods in 1998. Research and development expenses for the Company as a percentage of net sales were 1.9% for the third quarter and 2.4% for the nine month period, compared to 2.5% and 2.3% for the corresponding periods in 1998.

     Net interest expense was $7.2 million for the third quarter and $21.2 million for the nine months ended September 30, 1999, compared to $4.4 million and $6.1 million, respectively, for the corresponding periods in 1998. The increase in interest expense was directly attributable to the recapitalization of the Company.

Liquidity and Capital Resources

     Cash used by operating activities was $9.9 million for the nine months ended September 30, 1999 as compared to cash provided by operating activities of $19.6 million for the comparable prior year period. The reduction in cash provided by operating activities for the nine months ended September 30, 1999 was due to increases in interest expense, accounts receivable, inventories, prepaid taxes, and a decrease in accrued expenses. This reduction was partially offset by an increase in accounts payable, accretion on discounted notes, and depreciation and amortization.

     The average days sales outstanding for accounts receivable was approximately 72 days for the nine months ended September 30, 1999 compared to 56 days for the comparable prior year period. The increase in days sales outstanding is due to increases in export sales, and export sales made with extended terms. Export sales represented 34.3% and 31.6% of total sales for the nine months ended September 30, 1999 and 1998, respectively. Inventory balances increased $1.0 million from December 31, 1998, primarily due to an increase in unit sales volume of fine denier spandex compared to the fourth quarter of 1998, raising the level and value of inventory on hand. The note payable increased $18.3 million primarily due to interest payments due on the senior subordinated notes and working capital needs.

     Capital expenditure, including capital leases, were $9.1 million for the nine months ended September 30, 1999 compared to $26.3 million the comparable prior year period. Capital expenditures for the nine months ended September 30, 1998 consisted primarily of expenditures for the expansion of the Tuscaloosa facility.

     As part of the recapitalization transaction, the Company entered into a Senior Credit Facility consisting of a $115.0 million term loan facility, which was fully drawn upon the consummation of the transaction and a $50.0 million revolving loan facility. The revolving loan facility is available for general corporate and working capital purposes.

     On October 20, 1999, the Company amended its existing Senior Credit Facility. The amendment revises covenant ratios, establishes a minimum EBITDA test, determines the availability of the revolving loan based on a leverage ratio test, subjects the Code Hennessy and Simmons management fee to a leverage ratio test, and increases interest rate margins. The amendment was necessary because the Company was not able to meet certain covenants under its Senior Credit Facility.

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

     The Company has established a corporate-wide project team to identify non-compliant software and complete the corrections required for the year 2000 issue. The Company has successfully repaired existing manufacturing and the majority of the ancillary systems in all locations. The Company has also successfully implemented a new software system that is compliant with year 2000. The new system encompasses the Company's financial, inventory costing, and distribution systems. The Company also has made inquiry of its major customers and suppliers to assess their compliance. There can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

     Costs related to the year 2000 issue are funded through operating cash flows. Through September 30, 1999, the Company expended approximately $350,000 in systems development and remediation efforts, and modifying the applicable code of existing software. The Company estimates remaining costs to be immaterial. The Company presently believes that the total cost of achieving year 2000 compliant systems will not be material to the Company's financial condition, liquidity or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Company's market risk disclosure set forth in the Company's Annual Report on Form 10-K has not changed significantly through the nine months ended September 30, 1999.


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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     10.16 Second Amendment to the Credit Agreement, dated as of May 24, 1999.

     10.17 Third Amendment and Waiver to the Credit Agreement, dated as of October 20, 1999.


     27.1  Financial Data Schedule

     (b)   Reports on Form 8-K

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBE MANUFACTURING CORP.


Date: November 12, 1999          By: /s/ LAWRENCE R. WALSH
                                  ----------------------------------------------
                                      Lawrence R. Walsh
                                      Vice President, Finance and Administration
                                      and duly authorized signatory on
                                      behalf of the Registrant