Form 10-Q
period 2000-06-30
GLOBE MANUFACTURING CORP
filed 2000-08-15
CIK 1071094

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD YEAR ENDED JUNE 30, 2000 OR

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


     As of June 30, 2000, the Registrant had 1,000 shares of Common Stock outstanding.

                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                                    PAGE
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2000 (Unaudited)
          and December 31, 1999.................................................   1

          Condensed Consolidated Statements of Income (Unaudited)
          Three months ended June 30, 2000 and 1999; Six months ended
          June 30, 2000 and 1999................................................   2

          Condensed Consolidated Statements of Cash Flows (Unaudited) - Six
          Months Ended June 30, 2000 and June 30, 1999..........................   3

          Notes to Condensed Consolidated Financial Statements (Unaudited) -
          June 30, 2000.........................................................   4

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations.................................................   6

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.............   6

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................   6

Item 2.   Changes in Securities and Use of Proceeds.............................   6

Item 3.   Defaults Upon Senior Securities.......................................   6

Item 4.   Submission of Matters to a Vote of Security Holders ..................   6

Item 5.   Other Information.....................................................   6

Item 6.   Exhibits and Reports on Form 8-K......................................   6


                                    Part 1
                                    ------

                           GLOBE MANUFACTURING CORP.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                           (Unaudited)           (Note A)
                                                             June 30           December 31
                                                         --------------      --------------
                                                              2000                1999
                                                         --------------      --------------
ASSETS
------
Current assets:
 Cash and cash equivalents                               $     4,320          $    3,564
 Accounts receivable, net                                     28,383              37,136
 Inventories                                                  14,655              17,791
 Prepaid taxes and other assets                                3,080               2,521
                                                         -----------          ----------
         Total current assets                                 50,438              61,012

Property, plant and equipment                                170,689             168,610
 Less accumulated depreciation and amortization              (87,749)            (83,836)
                                                         -----------          ----------
Net property, plant and equipment                             82,940              84,774

Other Assets                                                   8,519               9,849
                                                         -----------          ----------
         Total assets                                    $   141,897          $  155,635
                                                         ===========          ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
 Accounts payable                                        $     4,340          $    6,278
 Accrued interest                                              6,322               8,029
 Other current liabilities                                     7,161               6,859
 Note payable                                                 25,900              20,000
 Long-term debt obligations due within one year              112,225             115,000
 Senior Subordinated Notes                                   150,000             150,000
                                                         -----------          ----------
         Total current liabilities                           305,948             306,166

 Other long-term liabilities                                   6,158               6,674

 Stockholders' deficit

   Common stock, Class A, voting, $.01 par value                   1                   1
   Other stockholders' deficit                              (170,210)           (157,206)
                                                         -----------          ----------
          Total stockholders' deficit                       (170,209)           (157,205)
                                                         -----------          ----------
          Total liabilities & stockholders' deficit      $   141,897          $  155,635
                                                         ===========          ==========

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP.
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                    Three months ended            Six months ended
                                                  Unaudited     Unaudited       Unaudited   Unaudited
                                                   June 30,      June 30,        June 30,    June 30,
                                                    2000          1999            2000         1999
                                                  ---------     ---------       ---------    ---------
Net Sales                                         $  31,794     $  44,374       $  73,274    $  87,958
Cost of sales                                        23,615        29,996          52,414       59,925
                                                  ---------     ---------       ---------    ---------
Gross Margin                                          8,179        14,378          20,860       28,033

 Selling, general and administrative expenses         8,928         5,565          15,237       11,735
 Research and development expenses                    1,092         1,180           1,801        2,335
 Restructuring costs                                    336             0           2,542            -
                                                  ---------     ---------       ---------    ---------
Operating Income (loss)                              (2,177)        7,633           1,280       13,963

 Interest, net                                        7,615         7,038          15,102       13,938
 Miscellaneous                                         (368)         (167)            182        (217)
                                                  ---------     ---------       ---------    ---------
Loss before income taxes                            (10,160)          762         (14,004)         242

Expense (Benefit) for income taxes                    1,000           259          (1,000)          86
                                                  ---------     ---------       ---------    ---------

Net (loss) income                                 $ (11,160)    $     503       $ (13,004)   $     156
                                                  =========     =========       =========    =========

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                           Six Months Ending
                                                       ------------------------
                                                       (Unaudited)  (Unaudited)
                                                         June 30,     June 30,
                                                           2000        1999
                                                       -----------  -----------
Net cash provided (used) by operating activities         $   270      $(4,182)

Investing Activities
 Capital expenditures                                     (2,478)      (4,419)
 Other                                                         -          441
                                                         -------      -------
                                                          (2,478)      (3,978)

Financing Activities
 Net change in note payable                                5,900        8,200
 Principal payments on long-term debt                     (2,775)           -
 Other                                                      (161)        (115)
                                                         -------      -------
                                                           2,964        8,085
                                                         -------      -------

Net increase (decrease) in cash and cash equivalents         756          (75)
Cash and cash equivalents at beginning of year             3,564        1,439
                                                         -------      -------
Cash and cash equivalents at end of period               $ 4,320      $ 1,364
                                                         =======      =======


See notes to condensed consolidated financial statements.

                          Globe Manufacturing, Corp.
       Notes to Condensed Consolidated Financial Statements (Unaudited)
                            (Dollars in thousands)
                                 June 30, 2000


Note A. Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

On April 12, 2000, the Company entered into a forbearance agreement with its senior lenders in which they agree to not exercise their right to call the debt until May 31, 2000. As of May 31, 2000 the forebearance agreement was amended to extend the forebearance period to July 31, 2000. As of July 17, 2000 the forbearance agreement was extended to September 15, 2000. The Company is in negotiations to extend the forbearance agreement. As a result of this agreement the Company has no availability under its revolving loan under the Credit Agreement, has been restricted from making interest payments on the Senior Subordinated Notes, and must meet certain covenant ratios during the forbearance period. Because of the payment default on its Senior Credit Facility, the Company has not made an interest payment due August 1, 2000 on its Senior Subordinated Notes. The Company is exploring various alternatives to restructure its indebtedness. As of August 7, 2000, the Company has $4,300 of cash on hand and has been paying suppliers and employees in the ordinary course. In addition, management expects the Company to generate sufficient cash to pay suppliers and employees in the ordinary course in 2000 by reducing accounts receivable and inventory levels, as well as by enforcing strict cash management procedures. The Company believes the refinancing of its capital and debt structure in 2000, the availability of adequate liquidity throughout the year, will be necessary for the Company to continue as a going concern. However, it is not possible to predict whether any such arrangements will be obtained or negotiated or of the terms thereof.

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

Note C. Inventories

The components of inventory consist of the following:


                                             June 30,      December 31,
                                           ------------   --------------
                                               2000            1999
                                           ------------   --------------

          Raw materials                    $      3,014   $        3,282
          Finished goods                         12,077           14,945
                                           ------------   --------------
                                           $     15,091   $       18,227
          Less LIFO reserve                        (436)            (436)
                                           ------------   --------------
                                           $     14,655   $       17,791

Note D. Debt

Long-term debt consists of the following:

                                                                   June 30   December 31
                                                                 ----------  -----------
                                                                    2000         1999
                                                                 ----------  -----------
     Term loan A, principal due in variable semi-annual
     installments through 2005; variable rate interest            $  57,500    $  60,000

     Term loan B, principal due in variable semi-annual
     installments through 2006; variable rate interest               54,725       55,000

     Senior Subordinated Notes, due 2008; interest at 10%           150,000      150,000
                                                                  ---------    ---------
                                                                    262,225      265,000
                                                                  ---------    ---------
     Less current maturities                                        262,225      265,000
                                                                  ---------    ---------
                                                                  $      --    $      --

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

Note F. Restructuring Costs

     In February, 2000 the Company entered into an agreement with North American Rubber Thread Company to sell its Latex thread operation and on July 25, 2000 the Company completed the transaction. The selling price was $1.5 million and the Company received $1.1 million in cash, and $0.4 million in a term note. There is also a $1.0 million contingency payment from North American Rubber Thread Company based on their future sales volume of Latex thread. The contingency payment will be recognized when received in future periods and has not been contemplated in determining the loss or gain on the sale of Latex thread operation. The loss from the sale is approximately $800, of which $0.4 million is attributable to a write down of Latex inventory and $0.4 million associated with an impairment of Latex manufacturing equipment. The write down of inventory has been recorded in costs of goods sold and the loss from the impairment of manufacturing equipment has been recorded in miscellaneous expense. In connection with this sale and other reorganization efforts the Company has reduced its work force by 248 employees and has offered an early retirement program to employees. The Early retirement program reduces the number of employees accumulating benefits under the plan, resulting in a reduction of the projected benefit obligation of $1,406. The Company has incurred a one time charge of $2,200, of which includes $2,000 of severance cost and a net curtailment loss of $200 resulting from the early retirement program. As of June 30, 2000, the Companyhas paid $1,515 of severance cost.

On July 21, 2000 the Company established an employee retention program for key individuals who have been deemed critical to operations of the Company. The program calls for payments up to a maximum of $951, with the first disbursement of $317 taking place on July 21, 2000, and the remainder contingent upon specific events taking place.


Note G. Income Taxes

The Company's tax provision (benefit) for the period ended June 30, 2000 differs from the statutory rate, primarily as a result of nonrecurring expense items related to the Company's forbearance agreement, a decrease in the valuation allowance, the result of which is partially offset by disqualified original issue discount and state taxes.

The Company's tax provision (benefit) for the quarter ended June 30, 1999 differs from the statutory rate, primarily as a result of nonrecurring expense items related to the Company's forbearance agreement, the Company's Foreign Sales Corporation, the result of which is partially offset by disqualified original issue discount and state taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's operating results in 1999 were not sufficient to meet certain financial covenants under its bank credit facility. The credit agreement was amended in January and October 1999 to reset certain covenants at levels the Company believed it could achieve. These covenants governed the Consolidated Leverage Ratio, the Consolidated Interest Coverage Ratio, and Minimum EDITDA. In addition, revolving loan borrowings were conditioned on meeting a specified Consolidated Leverage ratio. As part of these amendments, the interest rates payable on term loan and revolving loan borrowings were increased and the payment of the management fee due to Code, Hennessy & Simmons was conditioned on satisfaction of certain leverage tests, which were not met in 1999. As of December 31, 1999, the Company was not in compliance with the Capital Expenditures covenant in its bank credit agreement, and the Company has not met the Consolidated Interest Coverage Ratio, Consolidated Fixed Charge Coverage Ratio, Maximum Leverage Ratio, and Minimum EBITDA covenant in the bank credit agreement during the first six months of, and does not expect to meet such covenants during the remainder of, 2000. The Company failed to pay a principal loan payment due July 15, 2000. To date, the lenders under the bank credit agreement have not accelerated the Company's debt under the credit agreement. The lenders have entered into a forbearance agreement for the credit facility. The forbearance agreement expires on September 15, 2000, and precludes the Company from borrowing on its credit facility, require interest on term loans and bank fees to be paid monthly, precludes interest payments on the Senior Subordinated Notes, and requires that certain covenant ratios be met during the forbearance period. Because of the payment default on its bank credit facility, The Company has not made an interest payment due August 1, 2000 on the Senior Subordinated Notes.

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

     In February 2000, the Company entered into an agreement with North American Rubber Thread Company to sell its Latex thread operation and on July 25, 2000 the Company completed the transaction. The selling price was $1.5 million and the Company received $1.1 million in cash and $0.4 million in a term note. There is also a $1.0 million contingency payment from North American Rubber Thread Company based on their future sales volume of Latex thread. The contingency payment will be recognized when received in future periods and has not been contemplated in determining the loss or gain on the sale of the Latex thread operation. The loss from the sale is approximately $800, of which $0.4 million is attributable to a write down of Latex inventory and $0.4 million associated with an impairment of Latex manufacturing equipment. The write down of inventory has been recorded in cost of goods sold and the loss from the impairment of manufacturing equipment has been recorded in miscellaneous expenses. In connection with the sale of the Latex operation and other reorganization efforts the Company has reduced its work force and has offered an early retirement program to employees. The Company has incurred a one time charge of $2.2 million, in the first quarter for the work force reduction.

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net Sales of the Company were $31.8 million for the second quarter of 2000 and $73.3 million for the first six months of 2000, compared to $44.4 million and $88.0 million, respectively, for the corresponding periods in 1999, representing a decrease of 28.4% and 16.7%. The decrease is primarily due to a decrease in latex fiber sales, along with a decrease in the net selling price for fine denier and heavy denier spandex.

     Gross margin for the second quarter was $8.2 million and $20.9 million for the first six months of 2000, compared to $14.4 million and $28.0 million, respectively, for the corresponding periods in 1999, representing decreases of 43.1% and 25.6%. The Company's gross margin as a percentage of net sales was 25.7% for the second quarter and 28.5% for the first six months of 2000, compared to 32.4% and 31.9%, respectively, for the corresponding periods in 1999. The decrease in gross margin was primarily due to a decrease in both heavy and fine denier spandex net selling price. The overall downward trend in selling price in the fiber industry is related to several factors. The oversupply of fabric in the apparel industry, that was originally caused by the Asian economic crisis in 1998, which continued to exist in 2000 and resulted in price pressure from apparel manufactures. In addition over the past several years the elastomeric fiber industry has increased production capacity of spandex and such increase has out paced demand.

     Selling, general and administrative expenses were $8.9 million for the second quarter of 2000, and $15.2 million for the six months of 2000, compared to $5.6 million and $11.7 million, respectively, for the corresponding periods in 1999, representing increases of 60.4% and 29.8%. As a percentage of net sales, selling, general and administrative expenses were 28.1% for the second quarter of 2000, and 20.8% for the first six months of 2000, compared to 12.5% and 13.3%, respectively, for the corresponding periods in 1999. The increase in selling, general and administrative expenses is primarily due to increases in the reserve for doubtful accounts, to reflect managements decision to curtail or sever relationships with specific foreign distributors. Also, increases in fine denier spandex to foreign markets has increased. Returns and product claims, sales agent commissions and freight expense. These increases are attributable to the increase in sales volume of fine denier spandex to foreign markets.

     Research and development expenses were $1.1 million for the second quarter of 2000, and $1.8 million for the first six months of 2000, compared to $1.2 million and $2.3 million, respectively, for the corresponding periods in 1999. Research and development expenses as a percentage of net sales were 3.4% for the second quarter of 2000, and 2.5% for the first six months of 2000, compared to 2.7% and 2.7%, respectively, for the corresponding periods in 1999. The decrease in research and development expenses is attributed to the Company refocusing and streamlining its research and development efforts. The Company has concentrated on projects that have a higher probability of success and will result in new advances in chemistry and process capability.

     Net interest expense was $7.6 million for the second quarter of 2000, and $15.1 million for the first six months of 2000, compared to $7.0 million and $13.9 million, respectively, for the corresponding periods in 1999. The increase in interest expense was primarily due to an increase in the level of outstanding debt and interest rates from the comparable prior year period.

Liquidity and Capital Resources

     Cash provided by operating activities was $0.3 million for the six months ended June 30, 2000 as compared to cash used by operating activities of $4.2 million for the comparable prior year period. The increase in cash provided by operating activities for the six months ended June 30, 2000 was due to decreases in inventory balances and accounts receivable. This reduction was partially offset by decreases in accounts payable and accrued expenses, and increases in prepaid expenses.

     The average days sales outstanding for accounts receivable was approximately 104 days for the six months ended June 30, 2000 compared to 74 days for the comparable prior year period. The increase in days outstanding is due to extending payment terms to customers where competition has increased due to present market conditions of supply and demand, and export sales increasing to 36.6% from 33.6% in the comparable prior period.

      Inventory balances decreased $3.1 million from December 31, 1999, primarily due to a decrease in the latex finished goods and raw material inventory. The note payable increased $5.9 million from December 31, 1999, primarily due to an interest payment due on the senior subordinated notes and working capital needs. Capital expenditures were $2.5 million for the six months ended June 30, 2000 compared to $4.4 million in the comparable prior year period. Capital expenditures for the six months ended June 30, 2000 consisted primarily of operational expenditures.

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

     During the last several years, the Company has spent approximately $0.3 million to address issues related to the Y2K problem. All of these costs were expensed as incurred and were funded by cash flow from operations. In 1999, the Company installed a new computerized information system which was Y2K compliant and did not require any significant additional costs attributable to the Y2K issue. As of December 31, 1999, the Company had completed all aspects of its Y2K readiness program and, through June 30, 2000, the Company has not experienced any significant problems related to the Y2K issue.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The Company's market risk disclosure set forth in the Company's Annual Report on Form 10K have not changed significantly through the six months ended June 30, 2000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     In July 2000, the employment of Horst Hesshaug, Vice President, Operations, terminated.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
     10.1  Forbearance Agreement dated as of July 17, 2000.
     27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

     On June 7, 2000 the Company filed a Form 8-K disclosing the extension of the Forbearance Agreement in management effective as of January 1, 2000.

     On June 9, 2000 the Company filed a Form 8-K/A to file as an exhibit the Fourth Amendment and Forbearance Agreement dated as of May 31, 2000.

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