Form 10-Q/A
period 2000-06-30
GLOBE MANUFACTURING CORP
filed 2000-11-14
CIK 1071094

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-Q/A No. 2

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

                               TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                                    PAGE
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - June 30, 2000 (Unaudited)
          and December 31, 1999.................................................   1

          Condensed Consolidated Statements of Income (Unaudited)
          Three months ended June 30, 2000 and 1999; Six months ended
          June 30, 2000 and 1999................................................   2

          Condensed Consolidated Statements of Cash Flows (Unaudited) - Six
          Months Ended June 30, 2000 and June 30, 1999..........................   3

          Notes to Condensed Consolidated Financial Statements (Unaudited) -
          June 30, 2000.........................................................   4

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          Results of Operations.................................................   7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.............   8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................   9

Item 2.   Changes in Securities and Use of Proceeds.............................   9

Item 3.   Defaults Upon Senior Securities.......................................   9

Item 4.   Submission of Matters to a Vote of Security Holders ..................   9

Item 5.   Other Information.....................................................   9

Item 6.   Exhibits and Reports on Form 8-K......................................   9


                                    Part 1
                                    ------

                           GLOBE MANUFACTURING CORP.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                           (Unaudited)           (Note A)
                                                             June 30           December 31
                                                         --------------      --------------
                                                              2000                1999
                                                         --------------      --------------
ASSETS
------
Current assets:
 Cash and cash equivalents                               $     4,320          $    3,564
 Available-for-sale securities                                 1,990                   -
 Accounts receivable, net                                     28,383              37,136
 Inventories                                                  14,655              17,791
 Prepaid taxes and other assets                                3,081               2,521
                                                         -----------          ----------
         Total current assets                                 52,429              61,012

Property, plant and equipment                                170,689             168,610
 Less accumulated depreciation and amortization              (87,749)            (83,836)
                                                         -----------          ----------
Net property, plant and equipment                             82,940              84,774

Other Assets                                                   8,519               9,849
                                                         -----------          ----------
         Total assets                                    $   143,888          $  155,635
                                                         ===========          ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
 Accounts payable                                        $     4,340          $    6,278
 Accrued interest                                              6,322               8,029
 Other current liabilities                                     7,161               6,859
 Note payable                                                 25,900              20,000
 Long-term debt obligations due within one year              112,225             115,000
 Senior Subordinated Notes                                   150,000             150,000
                                                         -----------          ----------
         Total current liabilities                           305,948             306,166

 Other long-term liabilities                                   6,158               6,674

 Stockholders' deficit

   Common stock, Class A, voting, $.01 par value                   1                   1
   Other stockholders' deficit                              (168,857)           (157,206)
   Accumulated other comprehensive income                        638                   -
                                                         -----------          ----------
          Total stockholders' deficit                       (168,218)           (157,205)
                                                         -----------          ----------
          Total liabilities & stockholders' deficit      $   143,888          $  155,635
                                                         ===========          ==========

See notes to condensed consolidated financial statements.

                           GLOBE MANUFACTURING CORP.
                  Condensed Consolidated Statements of Income
                            (Dollars in thousands)

                                                    Three months ended            Six months ended
                                                  Unaudited     Unaudited       Unaudited   Unaudited
                                                   June 30,      June 30,        June 30,    June 30,
                                                    2000          1999            2000         1999
                                                  ---------     ---------       ---------    ---------
Net Sales                                         $  31,794     $  44,374       $  73,274    $  87,958
Cost of sales                                        23,615        29,996          52,414       59,925
                                                  ---------     ---------       ---------    ---------
Gross Margin                                          8,179        14,378          20,860       28,033

 Selling, general and administrative expenses         8,928         5,565          15,237       11,735
 Research and development expenses                    1,092         1,180           1,801        2,335
 Restructuring costs                                    336             0           2,542            -
                                                  ---------     ---------       ---------    ---------
Operating income (loss)                              (2,177)        7,633           1,280       13,963

 Interest, net                                        7,615         7,038          15,102       13,938
 Gain on available-for-sale securities               (1,353)           --          (1,353)          --
 Miscellaneous                                          368          (167)            182        (217)
                                                  ---------     ---------       ---------    ---------
Income (loss) before income taxes                    (8,807)          762         (12,651)         242

Expense (benefit) for income taxes                    1,000           259          (1,000)          86
                                                  ---------     ---------       ---------    ---------

Net income (loss)                                 $  (9,807)    $     503       $ (11,651)   $     156
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

Note C. Available-for-sale Securities

On April 5, 2000 the Company received shares from a mutual insurance company that demutualized. Accordingly, a gain on marketable securities was recorded in income before taxes for approximately $1,353, which represents the initial public offering price of the shares received. The marketable securities will be classified as available-for-sale securities, accordingly, subsequent fluctuations in market prices, resulting in unrealized gains and losses, will be recorded in accumulated other comprehensive income in stockholders' equity. At June 30, 2000 the unrealized gain was approximately $638.

Note D. Inventories

The components of inventory consist of the following:

                                             June 30,      December 31,
                                           ------------   --------------
                                               2000            1999
                                           ------------   --------------

          Raw materials                    $      3,014   $        3,282
          Finished goods                         12,077           14,945
                                           ------------   --------------
                                           $     15,091   $       18,227
          Less LIFO reserve                        (436)            (436)
                                           ------------   --------------
                                           $     14,655   $       17,791

Note E. Debt

Long-term debt consists of the following:

                                                                   June 30   December 31
                                                                 ----------  -----------
                                                                    2000         1999
                                                                 ----------  -----------
     Term loan A, principal due in variable semi-annual
     installments through 2005; variable rate interest            $  57,500    $  60,000

     Term loan B, principal due in variable semi-annual
     installments through 2006; variable rate interest               54,725       55,000

     Senior Subordinated Notes, due 2008; interest at 10%           150,000      150,000
                                                                  ---------    ---------
                                                                    262,225      265,000
                                                                  ---------    ---------
     Less current maturities                                        262,225      265,000
                                                                  ---------    ---------
                                                                  $      --    $      --

Note F.  Comprehensive income (loss)

The components of comprehensive income (loss) are as follows:

                                        For the Quarter Ended June 30,  For the Six months Ended June 30,
                                               2000           1999             2000              1999
                                           ------------   ------------     ------------      --------------
Net income (loss)                           $    (9,807)   $       503     $   (11,651)      $          156

Other Comprehensive income:

Unrealized gain on available-for-sale
securities                                         638            -                638                  -
                                          ------------   ------------     ------------      --------------
Comprehensive income (loss)                 $   (9,169)    $      503      $   (11,013)      $          156
                                          ============   ============     ============      ==============


Note G. Commitments and Contingencies

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

Note H. Restructuring Costs

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


Note I. Income Taxes

The Company's tax provision (benefit) for the period ended June 30, 2000 differs from the statutory rate, as a result of an increase in the valuation allowance and disqualified original issue discount and state taxes.

The Company's tax provision (benefit) for the period ended June 30, 1999 differs from the statutory rate, primarily as a result the Company's Foreign Sales Corporation, the result of which is partially offset by disqualified original issue discount and state taxes.

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

                              GLOBE MANUFACTURING CORP.


Date: November 13, 2000           By: /s/ KEVIN T. CARDULLO
                                  ----------------------------------------------
                                      Kevin T. Cardullo
                                      Vice President, Finance and
                                      Information Technology
                                      and duly authorized signatory on
                                      behalf of the Registrant